Form 10-Q
period 2026-06-30
Feel The World, Inc.
filed 2026-09-28
CIK 1690455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-56848

FEEL THE WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4419848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Interlocken Parkway, Suite 100, Broomfield, Colorado 80021

(Address of principal executive offices) (Zip Code)

(303) 447-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Class B Non-Voting Common Stock, $0.0001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☒  Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 28, 2026, the registrant had 5,289,980 shares of Class A Common Stock and 175,707 shares of Class B Non-Voting Common Stock outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements. These statements, among other things, relate to our business strategy, goals and expectations concerning our future operations, prospects, plans and objectives of management. The words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will”, and similar terms and phrases are used to identify forward-looking statements in this presentation.

Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements in this Form 10-Q include, without limitation, statements reflecting management’s expectations for future financial performance and operating expenditures (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), expected growth, profitability and business outlook and increased operating expenses.

Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other things, the unknown risks and uncertainties that we believe could cause actual results to differ from these forward looking statements as set forth under the heading, “Risk Factors” in our Annual Report on Form 10 for the fiscal year ended December 31, 2025. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all of the risks and uncertainties that could have an impact on the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements contained in this Form 10-Q are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. In light of inherent risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Except as required by law, we are under no duty to update or revise any of such forward-looking statements, whether as a result of new information, future events, or otherwise, after the date of this Form 10-Q.

You should read this Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

In this Form 10-Q, references to the terms "we", "our", "us", "Feel The World, Inc.", "FTWI", "Xero Shoes®", "Xero", or "the Company" means Feel The World, Inc.

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Number
Condensed Consolidated balance sheets as of June 30, 2026 (unaudited) and December 31, 2025 (audited)	2

Unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025	3

Unaudited condensed consolidated statements of changes in temporary equity and stockholders’ equity (deficit) for the three and six months ended June 30, 2026	4

Unaudited condensed consolidated statements of changes in temporary equity and stockholders’ equity (deficit) for the three and six months ended June 30, 2025	5

Unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025	6

Notes to unaudited condensed consolidated financial statements	7

 FEEL THE WORLD, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$6,169,920	$10,134,276
Accounts receivable, net	3,012,470	2,561,561
Inventory	15,917,191	15,423,514
Inventory in transit	5,004,451	6,908,124
Income tax receivable	736,659	858,965
Prepaid expenses	806,742	411,932
Total current assets	31,647,433	36,298,372

Property and equipment, net	1,143,295	1,012,288
Intangible assets, net	1,151,910	1,103,074
Deposits	117,538	118,770
Deferred tax assets	926,420	1,239,485
Operating lease right-of-use assets	1,824,887	2,193,211
Total assets	$36,811,483	$41,965,200

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$11,659,657	$14,584,878
Customer deposits	15,987	433,234
Deferred revenue	59,392	46,607
Operating lease liability, current portion	867,393	807,749
Lines of credit, current portion	1,856,294	4,000,000
Total current liabilities	14,458,723	19,872,468

Long-term liabilities:
Operating lease liability, net current portion	1,146,404	1,599,553
Total long-term liabilities	1,146,404	1,599,553

Total liabilities	15,605,127	21,472,021

Commitments and contingencies	—	—

Temporary equity:
Series A Redeemable Convertible Preferred stock, $0.0001 par, 3,681,234 shares authorized, issued and outstanding, redemption value and liquidation preferences of $21,305,887 and $20,291,321 as of June 30, 2026 and December 31, 2025, respectively	21,305,887	20,291,321
Senior Preferred Stock, $0.0001 par, 500,000 shares authorized, 500,000 issued and outstanding, aggregate liquidation preference of $12,500,000 as of June 30, 2026 and December 31, 2025	4,859,967	4,859,967
Total temporary equity	26,165,854	25,151,288

Stockholders' equity (deficit):
Class A common stock, $0.0001 par, 19,824,168 shares authorized, 5,289,980 shares issued and outstanding as of June 30, 2026 and December 31, 2025	529	529
Class B common stock, $0.0001 par, 175,832 shares authorized, 175,707 shares issued and outstanding as of June 30, 2026 and December 31, 2025	18	18
Additional paid-in capital	738,941	647,744
Treasury stock	(4,424)	(4,424)
Retained earnings (accumulated deficit)	(4,846,803)	(4,905,233)
Accumulated other comprehensive income (loss)	(847,759)	(396,743)
Total stockholders' equity (deficit)	(4,959,498)	(4,658,109)

Total liabilities, temporary equity and stockholders’ equity (deficit)	$36,811,483	$41,965,200

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

FEEL THE WORLD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$16,908,295	$14,736,501	$32,891,465	$29,967,779
Cost of revenue - product costs	(5,943,978)	(5,862,348)	(12,427,106)	(12,608,869)
Cost of revenue - fulfillment costs	(2,243,645)	(1,934,360)	(4,098,101)	(4,085,734)
Gross profit	8,720,672	6,939,793	16,366,258	13,273,176

Operating expenses:
General and administrative	1,730,675	1,855,746	3,250,373	3,291,576
Sales and marketing	4,551,367	3,697,176	8,301,529	7,684,734
Research and development	428,246	410,353	968,731	810,723
Operations	1,124,454	892,783	2,162,333	2,185,403
Total operating expenses	7,834,742	6,856,058	14,682,966	13,972,436

Income (loss) from operations	885,930	83,735	1,683,292	(699,260)

Other income (expense)
Interest income	182	—	182	—
Interest expense	(102,818)	(111,285)	(191,609)	(219,724)
Gain on settlement	—	406,719	—	—
Other income (expense)	65,521	(111,208)	15,676	(249,890)
Total other income (expense)	(37,115)	184,226	(175,751)	(469,614)

Net income (loss) before income taxes	848,815	267,961	1,507,541	(1,168,874)

Provision for (benefit from) income taxes	248,422	(675,424)	434,545	(400,164)

Net income (loss)	$600,393	$943,385	$1,072,996	$(768,710)

Other comprehensive income (expense)

Foreign currency translation gain (loss)	15,141	1,031,133	(451,016)	1,617,923

Total comprehensive income	$615,534	$1,974,518	$621,980	$849,213

Net Income (loss)	600,393	943,385	1,072,996	(768,710)
Accretion of Series A redeemable convertible preferred stock to redemption value	(507,283)	(458,462)	(1,014,566)	(916,924)

Net income (loss) attributable to common stockholders	$93,110	$484,923	$58,430	$(1,685,634)

Weighted average common shares outstanding, basic	5,465,687	5,465,687	5,465,687	5,465,687
Weighted average common shares outstanding, diluted	5,748,187	5,766,719	5,748,187	5,465,687

Net income (loss) per share attributable to common stockholders, basic	$0.02	$0.09	$0.01	$(0.31)

Net income (loss) per share attributable to common stockholders, diluted	$0.02	$0.08	$0.01	$(0.31)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

FEEL THE WORLD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

 For the Three and Six Months Ended June 30, 2026 (Unaudited)

	Temporary Equity				Stockholders' Equity (Deficit)
	Series A Preferred Stock		Senior Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$

Balances, March 31, 2026	3,681,234	$20,798,604	500,000	$4,859,967	5,289,980	$529	175,707	$18	1,125	$(4,424)	$687,790	$(862,900)	$(4,939,913)	$(5,118,900)

Stock compensation	—	—	—	—	—	—	—	—	—	—	51,151	—	—	51,151
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	—	15,141	—	15,141
Accretion of Series A redeemable convertible preferred stock	—	507,283	—	—	—	—	—	—	—	—	—	—	(507,283)	(507,283)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	600,393	600,393

Ending balance, June 30, 2026	3,681,234	$21,305,887	500,000	$4,859,967	5,289,980	$529	175,707	$18	1,125	$(4,424)	$738,941	$(847,759)	$(4,846,803)	$(4,959,498)

	Temporary Equity				Stockholders' Equity (Deficit)
	Series A Preferred Stock		Senior Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$

Ending balance, December 31, 2025	3,681,234	$20,291,321	500,000	$4,859,967	5,289,980	$529	175,707	$18	1,125	$(4,424)	$647,744	$(396,743)	$(4,905,233)	$(4,658,109)

Stock compensation	—	—	—	—	—	—	—	—	—	—	91,197	—	—	91,197
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(451,016)	—	(451,016)
Accretion of Series A redeemable convertible preferred stock	—	1,014,566	—	—	—	—	—	—	—	—	—	—	(1,014,566)	(1,014,566)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,072,996	1,072,996

Ending balance, June 30, 2026	3,681,234	$21,305,887	500,000	$4,859,967	5,289,980	$529	175,707	$18	1,125	$(4,424)	$738,941	$(847,759)	$(4,846,803)	$(4,959,498)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

FEEL THE WORLD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2025 (Unaudited)

	Temporary Equity				Stockholders' Equity (Deficit)
	Series A Preferred Stock		Senior Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$

Balances, March 31, 2025	3,681,234	$18,915,936	500,000	$4,859,967	5,289,980	$529	175,707	$18	1,125	$(4,424)	$604,464	$(457,025)	$(2,870,035)	$(2,726,473)

Stock compensation	—	—	—	—	—	—	—	—	—	—	20,974	—	—	20,974
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,031,133	—	1,031,133
Accretion of Series A redeemable convertible preferred stock	—	458,462	—	—	—	—	—	—	—	—	—	—	(458,462)	(458,462)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	943,385	943,385

Ending balance, June 30, 2025	3,681,234	$19,374,398	500,000	$4,859,967	5,289,980	$529	175,707	$18	1,125	$(4,424)	$625,438	$574,108	$(2,385,112)	$(1,189,443)

	Temporary Equity				Stockholders' Equity (Deficit)
	Series A Preferred Stock		Senior Preferred Stock		Class A Common Stock		Class B Common Stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Shares	$	Shares	$	Shares	$	Shares	$	Shares	$

Balances, December 31, 2024	3,681,234	$18,457,474	—	$—	5,289,980	$529	175,707	$18	1,125	$(4,424)	$604,464	$(1,043,815)	$(699,478)	$(1,142,706)

Stock compensation	—	—	—	—	—	—	—	—	—	—	20,974	—	—	20,974
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,617,923	—	1,617,923
Shares issued for sale of Preferred Stock			500,000	4,859,967	—	—	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock	—	916,924	—	—	—	—	—	—	—	—	—	—	(916,924)	(916,924)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(768,710)	(768,710)

Ending balance, June 30, 2025	3,681,234	$19,374,398	500,000	$4,859,967	5,289,980	$529	175,707	$18	1,125	$(4,424)	$625,438	$574,108	$(2,385,112)	$(1,189,443)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

FEEL THE WORLD, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Six Months Ended June 30, 2026 and 2025 (Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$1,072,996	$(768,710)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	203,761	246,965
Amortization of debt issuance costs	56,037	—
Inventory adjustments	6	1,044
Deferred taxes	313,065	(399,168)
Stock based compensation	91,197	20,974
Credit loss expense	29,935	91,036
Changes in operating assets and liabilities:
Accounts receivable	(480,844)	(1,196,978)
Prepaid expenses	(394,810)	(29,482)
Income tax receivable	122,306	(494,588)
Deposits	1,232	(668)
Inventory	(493,683)	615,060
Inventory in transit	1,903,673	(224,928)
Operating lease right-of use asset	368,324	(8,691)
Accounts payable and accrued expenses	(2,925,221)	2,067,020
Income tax payable	—	329,116
Customer deposits	(417,247)	(50,901)
Operating lease liability	(393,505)	—
Deferred revenue	12,785	90,271
Net cash provided by (used in) operating activities	(929,993)	287,372

Cash flows from investing activities:
Additions to intangible assets	(70,348)	(67,356)
Purchase of property and equipment, net	(313,256)	(369,887)
Net cash used in investing activities:	(383,604)	(437,243)

Cash flows from financing activities:
Repayments on term loans	—	(200,000)
Proceeds from lines of credit, net	21,444,023	—
Repayments on lines of credit	(23,643,766)	—
Proceeds from the sale of senior preferred stock, net	—	4,859,967
Net cash provided by (used in) financing activities	(2,199,743)	4,659,967

Effect of foreign currency translation	(451,016)	1,617,923

Net increase (decrease) in cash	(3,964,356)	6,128,019

Cash, beginning of period	10,134,276	1,982,681

Cash, end of period	$6,169,920	$8,110,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,135	$219,724
Cash paid for income taxes	$2,064	$—

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

Feel The World, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

 Three and Six Months Ended June 30, 2026 and 2025

NOTE 1: DESCRIPTION OF BUSINESS

Nature of Business

Feel The World, Inc. (the “Company”), is a corporation organized on December 17, 2010, under the laws of Delaware. The Company sells footwear to retailers, distributors, and direct to consumers. Feel the World EU B.V., a private limited liability company formed under the laws of the Netherlands on September 5, 2019, is a wholly owned subsidiary of the Company. Xero Shoes EU s.r.o., a private limited liability company formed under the laws of the Czech Republic on July 15, 2021, is a wholly owned subsidiary of Feel the World EU B.V. Feel the World UK Ltd. is a private limited liability company formed on September 7, 2023 under the law of the United Kingdom. Feel The World, Inc. and its subsidiaries are collectively referred to as the “Company”, “we”, “our”, and “us” in this report.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Basis of Consolidation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

The Company adopted the calendar year as its basis of reporting.

The Company prepares consolidated financial statements in accordance with GAAP. These consolidated financial statements include all accounts of Feel the World, Inc., along with its fully owned subsidiaries, Feel the World EU B.V, Feel the World U.K, and Xero Shoes EU s.r.o. All transactions and balances between and among the aforementioned companies have been eliminated in consolidating the accounts for consolidated financial statement presentation. The accounting and reporting policies of the Company conform to GAAP.

Basis of Presentation – Interim Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all disclosures, including certain notes, required by U.S. GAAP on an annual reporting basis. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in stockholders’ equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s report on Form 1-K for the year ended December 31, 2025, filed with the SEC on September 25, 2026.

Restatement of Financial Statements

Subsequent to the issuance of the Company’s condensed consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and for the three months ended March 31, 2026 and 2025, management determined that the Series A Preferred Stock had been incorrectly measured since its issuance on December 2, 2020. The Series A Preferred Stock is redeemable at the election of the holders of a majority of the outstanding shares at any time on or after December 2, 2024 and is therefore classified as temporary equity in accordance with ASC 480-10-S99. The Company had correctly classified the instrument outside of permanent stockholders’ equity but had carried it at its par value of $368 rather than at its initial carrying amount, and had not accreted the instrument to its redemption value. Because the instrument was currently redeemable at each of these dates, ASC 480-10-S99-3A requires that it be carried at its maximum redemption amount at each balance sheet date.

Additionally, management determined that during the same periods the Senior Preferred Stock had been incorrectly measured since its issuance on March 21, 2025. The Senior Preferred Stock s redeemable upon the occurrence of a deemed liquidation event, which is not an event solely within the control of the Company, the Senior Preferred Stock is presented outside of permanent stockholders' equity (deficit) as temporary equity in the accompanying consolidated balance sheet in accordance with ASC 480-10-S99. The Company had correctly classified the instrument outside of permanent stockholders’ equity but had carried it at its par value of $50 rather than at its net proceeds amount. Because the instrument was redeemable upon the occurrence of a deemed liquidation event not under the control of the Company, ASC 480-10-S99-3A requires that it be carried at its net proceeds amount at each balance sheet date.

The Company filed the restated financial statements listed above in its Annual Report on Form 1-K and as an exhibit to its Disclosure on Form 8-K with the SEC On September 25, 2026.

The comparative financial statements contained within this report are presented herein on a restated basis with the following restatements:

•	The statements of operations, changes in equity and cash flows for the six months ended June 30, 2025, issued in the Company’s Form 1-SA as originally filed with the SEC on September 30, 2025 now include $916,924 of accretion of the Series A Preferred Stock to its redemption value and present both preferred series in temporary equity, neither of which was reflected in the original Form 1-SA. Net loss for the period is unchanged at $768,710, but net loss attributable to common stockholders is $1,685,634 and loss per share is $(0.31) against $(0.14) as previously reported.
•	The December 31, 2025 balance sheet, originally issued in the Company’s registration statement filed on Form 10 with the SEC on July 24, 2026 and restated in the Company’s annual report on Form 1-K filed with the SEC on September 25, 2026 is not labeled “As Restated” here, which is also inconsistent with the Form 8-K Exhibit 99.1 as filed with the SEC on July 24, 2026, where both columns were tagged “As Restated”.

ASC 250-10-50-9 requires the effect of a prior period adjustment to be disclosed in interim reports issued during the year following the recording the adjustments above.

Foreign Currency

The condensed consolidated financial statements are presented in United States Dollars, (“USD”), which is the reporting currency and the functional currency of the Company’s U.S. operations. The functional currency of the subsidiaries is their local currency. In accordance with ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their USD equivalents using foreign exchange rates which prevailed at the condensed consolidated balance sheet date. Non-monetary assets and liabilities are translated at the exchange rate prevailing at the transaction date. Revenue and expenses were translated at the prevailing rate of exchange at the date of the transaction. When it is impractical to track the exchange rates at the date of transactions, weighted average rates were applied as permitted by Topic 830. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included other income (expense) on the condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2026, the Company recognized a foreign currency translation gain of $15,141 and a loss of $451,016, respectively. For the three and six months ended June 30, 2025, the Company recognized foreign currency translation gains of $1,031,133 and $1,617,923, respectively.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Cash Equivalents and Concentration of Cash Balance

The Company’s cash and cash equivalents in bank deposit accounts, at times, may exceed insured limits provided by the Federal Deposit Insurance Corporation (“FDIC”) and its international equivalents. On June 30, 2026 and December 31, 2025, the Company’s cash balances exceeded such insured limits by $5,785,511 and $9,768,831, respectively. The Company has not experienced any losses as a result of these excess amounts.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are comprised of amounts billed and currently due from customers. Accounts receivable are amounts related to any unconditional right the Company has for receiving consideration and are presented as accounts receivable in the condensed consolidated balance sheets. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs the practical expedient to estimate expected credit losses for current accounts receivable by utilizing subsequent cash collections. The evaluation of subsequent cash collections was performed through September 21, 2026, for the reporting periods ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Beginning Balance	$2,561,561	$3,915,432
Sales	32,891,465	29,967,779
Collections, net	(32,325,121)	(28,702,606)
Ending Balance	3,127,905	5,180,605
Allowances	(115,435)	(159,231)
Accounts Receivable, Net	$3,012,470	$5,021,374

Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. The Company’s normal collection cycle ranges between 30 and 60 days. Estimated uncollectible amounts are charged to earnings and a credit to allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. The Company recorded an allowance for credit losses of $115,435 and $68,984 as of June 30, 2026 and December 31, 2025, respectively. The Company recorded an allowance for credit losses of $159,231 and $59,542 as of June 30, 2025 and December 31, 2024, respectively.

	Six Months Ended June 30,
	2026	2025
Beginning Balance	$68,984	$59,542
Additions	59,781	91,036
Recoveries	—	8,653
Write-offs	(13,330)	—
Ending Balance	$115,435	$159,231

Inventory Assets

Inventory is stated at the lower of cost or market and accounted for using the weighted average cost method. The inventory balances as of June 30, 2026 and December 31, 2025 consist of products purchased for resale and any materials the Company purchased to modify the products. The Company operates a warehouse to process sales, returns and exchanges in the United States and maintains agreements with third-party logistics providers in the Czech Republic, United Kingdom and the People’s Republic of China. The inventory held in the warehouses is finished goods available for resale. The Company regularly evaluates inventory for possible impairment and estimate inventory market value based on several subjective assumptions including estimated future demand and market conditions, as well as other observable factors such as current sell-through of the Company's products, recent changes in product demand, global and regional economic conditions, historical experience selling through liquidation and price discounted channels, and the amount of inventory on hand. If the estimated inventory market value is less than the carrying value, the carrying value is adjusted to market value and the resulting impairment charge is recorded in cost of goods sold in the condensed consolidated statements of operations and comprehensive income (loss). The Company wrote off inventory worth $0 and $6 for the three and six months ended June 30, 2026 and $630 and $1,044 during the three and six months ended June 30, 2025, respectively. The write-off amount for both periods includes inventory impairment, loss, disposal for damaged inventory due to returns or quality control issues. Some of these shoes were destroyed, and the majority were donated to charity. Once an inventory write-down is recorded, it is not reversed even if the net realizable value subsequently increases.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Inventory in Transit

Inventory in transit includes products manufactured for sale that have been shipped by the suppliers but have not yet been received at our warehouses.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded for property and equipment using the straight-line method over the estimated useful lives of assets. The Company reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. Depreciation for footwear molds and lasts of $73,366 and $129,392 and for the three and six months ended June 30, 2026, respectively, and $76,147 and $161,186 for the three and six months ended June 30, 2025, respectively are included in cost of revenue. The balances as of June 30, 2026 and December 31, 2025 mainly consist of footwear manufacturing assets and equipment assets with 3-10 year lives.

Capital assets as of June 30, 2026 and December 31, 2025 and depreciation expense for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Footwear molds	$2,834,760	$2,493,312
Footwear lasts	21,840	21,840
Furniture and equipment	839,976	826,400
Trade show booth	38,223	37,066
Website	30,000	30,000
Leasehold improvements	158,768	158,768
	3,923,567	3,567,386
Accumulated depreciation	(2,780,272)	(2,555,098)
Property and equipment, net	$1,143,295	$1,012,288
Depreciation expense	$182,249	$424,248

Leases and Leasehold Improvements

We determine if an arrangement is, or contains, a lease at inception of the contract. As a lessee, we consider a contract to be, or contain, a lease if the contract conveys the right to control the use of an identified asset in exchange for consideration. We recognize in the condensed consolidated balance sheets the obligation to make lease payments and a right-of-use (“ROU”) asset representing our right to use the underlying asset for the lease term. As an accounting policy election, we do not record leases with an initial term of 12 months or less on the condensed consolidated balance sheets, instead we recognize lease expense for these leases on a straight-line basis over the lease term. Additionally, we elected the practical expedients made available under the updates as our accounting policy to not separate lease and non-lease components by class of underlying asset.

Right-of-use assets and liabilities are initially measured at the present value of lease payments over the lease term, discounted using the interest rate implicit in the lease at the commencement date. ROU assets are adjusted for any lease payments made prior to lease commencement, lease incentives, and accrued rent. If the rate implicit in the lease cannot be readily determined, we discount the lease using our incremental borrowing rates. Our leases may include options to extend or terminate the lease. When it is reasonably certain that we will exercise such an option, the lease term includes those periods. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable costs, such as maintenance expenses, property taxes, property insurance, transaction-based lease payments and index-based rate increases, are expensed as incurred. Right-of-use assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. For operating leases, if deemed impaired, the ROU asset is written down and the remaining balance is subsequently amortized on a straight-line basis.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Any leasehold improvements made by the Company to the underlying assets for the need of our operations are capitalized and recognized separately from the ROU assets. The leasehold improvements are subsequently amortized over the shorter of the useful life of leasehold improvements or the remaining lease term.

Intangible Assets and Impairment of Long-Lived Assets

There are numerous patents and trademarks important to the Company’s business. Most of our trademarks are registered. As long as the Company intends to continue using its trademarks, they are renewed indefinitely. The Company files for and actively defends its patents. Patents are amortized over a 20-year useful life.  Internal-use software is amortized over a 3-5 year useful life.

The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of an asset is less than its carrying amount, then the Company records impairment of the asset.

Fair Value of Financial Instruments

Management applies fair value accounting for significant financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements. Management defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, management considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts reported in the condensed consolidated balance sheets approximate their fair value.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing internal credit evaluations of its customers’ financial condition, obtains deposits and limits the amount of credit extended when deemed necessary but generally requires no collateral.

Significant customers are those which represent more than 10% of the Company’s revenue for each period presented, or the Company’s accounts receivable balance as of each respective condensed consolidated balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Revenue
	For the Six Months Ended		Accounts Receivable
	June 30,		June 30,	June 30,
Customers	2026	2025	2026	2025
Customer A	13%	8%	16%	18%
Customer B	4%	5%	9%	21%

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Accounts Payable

Any contractual obligations for payments stemming from goods and services delivered by our suppliers and vendors are recognized in the reporting periods when costs and expenses are incurred but no payment arrangements have been made.

Customer Deposits

At the time an order is placed, some international distributors pay a portion of their order or full amount based on the payment terms and conditions stipulated in their contracts with the Company. In accordance with revenue recognition policies (see below), these amounts are recorded as a liability until all revenue recognition conditions have been met.

Contract Balances

Contract assets arise when the revenue associated prior to the Company’s unconditional right to receive a payment under a contract with a customer (i.e., unbilled revenue) and are derecognized when either it becomes a receivable or the cash is received. There were no contract assets as of June 30, 2026 and December 31, 2025.

Contract liabilities arise when customers remit cash payments for orders in advance of the Company satisfying its performance obligations under the contract and are derecognized when the revenue associated with the contract is recognized when the performance obligation is satisfied through the shipment of customer orders. Contract liabilities are almost exclusively related to remittances of online direct to consumer product sales and are typically satisfied within one week of occurrence. Contract liabilities were $59,392 and $46,607, as of June 30, 2026 and December 31, 2025, respectively. All revenue associated with contract liabilities as of December 31, 2025 were recognized during the six months ended June 30, 2026.

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning Balance	$46,607	$226,033
Prior period contract liabilities recognized	(46,607)	(226,033)
Current period end contract liability additions	59,392	46,607
Other significant changes	—	—
Ending Balance	$59,392	$46,607

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 when shipment of goods to its customers has occurred satisfying its performance obligations, acceptance has been approved by its customers, the fee is fixed or determinable, and collection of any related receivable is probable. ASC Topic 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to performance obligations in the contract; and 5) recognize revenue as the performance obligation is satisfied.

Sales tax is collected on sales in all states with a sales tax and the District of Columbia. These taxes are recorded as a liability until remittance.  Liabilities are recorded for store credit issued to customers.

The Company generates revenues in two business segments: (1) the North American operations which includes all foreign distributors outside of Europe, and (2) European operations which includes the European Union countries and the Middle Eastern wholesale accounts. The Company primarily sells through three channels: direct-to-consumer, third-party platforms such as Amazon, and wholesale/distribution.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

The following tables present the Company's revenues disaggregated by reportable operating segments and distribution channel:

	For The Tree Months Ended		For The Six Months Ended
	June 30,		June 30,
Net revenue by geography:	2026	2025	2026	2025
North America	$13,939,301	$10,959,984	$26,392,988	$21,904,220
Europe	2,968,994	3,776,517	6,498,477	8,063,559
Total	$16,908,295	$14,736,501	$32,891,465	$29,967,779

Net revenue by channel:	2026	2025	2026	2025
Direct-to-consumer	$11,053,555	$10,038,147	$19,705,996	$18,579,124
Wholesale/Distributor	5,836,823	2,379,389	13,153,066	8,421,795
Amazon	17,917	2,318,965	32,403	2,966,860
Total	$16,908,295	$14,736,501	$32,891,465	$29,967,779

Product sales	2026	2025	2026	2025
Gross product sales	$19,285,430	$16,454,077	$37,084,171	$34,098,687
Returns, allowances and chargebacks	(1,839,852)	(1,836,092)	(3,155,825)	(4,328,449)
Discounts	(956,245)	(279,981)	(1,698,759)	(789,441)
Net product sales	16,489,333	14,338,004	32,229,587	28,980,797
Shipping revenue	418,962	398,497	661,878	986,982
Total	$16,908,295	$14,736,501	$32,891,465	$29,967,779

The Company records an accrual for estimated product returns and warranty claims at the time revenue is recognized, in accordance with its returns and warranty policies. The accrual is based on historical experience, current trends, and management’s judgment. Historically, this allowance has ranged between approximately 12% and 15% of gross revenue. The allowance is reviewed monthly and adjusted as necessary to reflect management’s best estimate of future returns and warranty obligations.

Merchant Account Fees

The Company includes credit card merchant account fees as cost of goods sold in the condensed consolidated statements of operations and comprehensive income (loss). For three and six months ended June 30, 2026, the Company had merchant account fees of $398,838 and $722,398, respectively and $351,884 and $552,384, for the three and six months ended June 30, 2025, respectively.

Shipping and Handling Costs and Fees

Shipping and handling costs are expensed as incurred and are included in cost of goods sold in the condensed consolidated statements of operations and comprehensive income (loss). Shipping and handling fees billed to customers are included in revenues.

Advertising

Advertising costs are expensed as incurred.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company has evaluated available evidence and concluded that the Company may not realize all the benefits of its deferred tax assets; therefore, a valuation allowance has been established for its deferred tax assets.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the authoritative guidance on share-based payments. Under the provisions of the guidance, stock-based compensation expense is measured at the grant date based on the fair value of the option or warrant using a Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The authoritative guidance also requires that the Company measures and recognizes stock-based compensation expense upon modification of the term of stock award. The stock-based compensation expense for such modification is accounted for as a repurchase of the original award and the issuance of a new award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. The Company estimates the expected life of options granted based on historical exercise patterns, which are believed to be representative of future behavior. The Company estimates the volatility of the Company’s common stock on the date of grant based on historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised and cancelled. If the actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be significantly different from what was recorded in the current period. The Company also grants performance based restricted stock awards to employees and consultants. These awards will vest if certain employee\consultant-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each award will convert into a designated number of the Company’s common stock. If minimum performance thresholds are not achieved, then no shares will be issued. Based upon the expected levels of achievement, stock-based compensation is recognized on a straight-line basis over the requisite service period. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the condensed consolidated statements of operations and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. Refer to Note 8.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings (loss) per share (“EPS”) on the face of the condensed consolidated statements of operations and comprehensive income (loss). Basic EPS is computed by dividing the loss attributable to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2026 and, 2025, the Company had 3,963,734 and 3,982,266, respectively, common stock equivalents outstanding.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Indemnification

The Company provides indemnification of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s software. In accordance with authoritative guidance for accounting for guarantees, the Company evaluates estimated losses for such indemnification. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, no such claims have been filed against the Company and no liability has been recorded in its condensed consolidated financial statements.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable it to recover any payments above the applicable policy retention.

Redeemable Preferred Stock

The Company evaluates each series of preferred stock at issuance to determine whether it should be classified as a liability, as temporary equity, or within permanent stockholders' equity (deficit), and reassesses that classification upon any modification of the instrument's terms.

Preferred stock is classified as a liability under ASC 480, Distinguishing Liabilities from Equity, if it is mandatorily redeemable, which is if the Company has an unconditional obligation to redeem the instrument by transferring assets at a specified or determinable date, or upon an event certain to occur, other than an obligation that arises only upon the liquidation or termination of the Company.

Preferred stock that is not classified as a liability is classified outside of permanent stockholders' equity (deficit), as temporary equity, if it is redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the Company, in accordance with ASC 480-10-S99. This determination is made without regard to the probability that any such event will occur. Preferred stock that is not redeemable, or that is redeemable only upon the occurrence of events solely within the Company's control, is classified within permanent stockholders' equity (deficit).

Redeemable preferred stock is initially recorded at its fair value on the date of issuance, net of issuance costs. Issuance costs are recorded as a reduction of the carrying amount of the instrument and are not expensed. Subsequent to issuance, the Company measures redeemable preferred stock as follows:

•	An instrument is considered currently redeemable when the holder is presently able to require the Company to redeem the instrument, notwithstanding any customary notice or settlement period. The carrying amount of a currently redeemable instrument is adjusted to the maximum amount that would be payable upon redemption as of each balance sheet date, without regard to the likelihood that the holder will exercise the redemption right.

•	For an instrument that is not currently redeemable, the Company assesses at each reporting date whether it is probable that the instrument will become redeemable. If redemption is probable, the Company adjusts the carrying amount to the redemption amount as of the end of each reporting period, recognizing changes in the redemption amount immediately as they occur. ASC 480-10-S99 alternatively permits an entity to accrete changes in the redemption amount over the period from the date of issuance to the earliest redemption date using the interest method; the Company has elected the immediate recognition method and applies that election consistently to all redeemable equity instruments. If redemption is not probable, no adjustment to the carrying amount is recorded, and the Company reassesses that determination at each reporting date.

Reductions in the carrying amount of redeemable preferred stock are recognized only to the extent of increases previously recognized, and in no case is the carrying amount reduced below the instrument's initial carrying amount.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Increases and decreases in the carrying amount of redeemable preferred stock are treated in the same manner as dividends on nonredeemable stock and are recorded as charges or credits against retained earnings or, in the absence of retained earnings, against additional paid-in capital. Such amounts are deducted from, or added to, net loss in determining net loss attributable to common stockholders for purposes of computing net loss per share. See Notes 7 and 9.

Contingencies

The Company records a liability when the Company believes that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible, and the loss or range of loss can be estimated, the Company discloses the possible loss in the notes to the condensed consolidated financial statements. The Company reviews the developments in its contingencies that could affect the amount of the provisions that has been previously recorded, and the matters and related possible losses disclosed. The Company adjusts provisions and changes to its disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount.

Legal costs associated with loss contingencies are accrued based upon legal expenses incurred by the end of the reporting period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to the allowance for credit losses, the estimated useful lives and recoverability of long-lived assets, equity component of convertible debt, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Actual results could differ materially from those estimates

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 3: RELATED PARTY TRANSACTIONS

Equity Sale to TZP

On March 21, 2025, the Board of Directors approved an equity financing and issued 500,000 shares of Senior Preferred Stock to TZP Group Investments, L.P. at a purchase price of $10.00 per share, including participation by an entity affiliated with directors Jo-Anne Kruse and Marc Schneider, who are affiliated with TZP Group Holdings, L.P. and its related entities; after considering the terms of the financing and the related party relationships involved, the Board determined that the transaction is fair and in the best interests of the Company and its stockholders and was conducted on terms consistent with those that would be expected in an arm’s-length transaction. See discussion of the related redemption price of the preferred stock in Note 7. Series A holders’ presently exercisable right to compel redemption of $21,305,887.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Management Fees

The Company pays management fees and reimburses expenses to TZP Group Investments Manager, LP. Management fees and other expenses of $50,000 and $102,141    were incurred for the three and six months ended June 30, 2026, respectively, and $50,000 and $100,000 for the three and six months ended June 30, 2025, respectively. These fees are included in general and administrative expenses on the Company’s condensed consolidated statements of operations and other comprehensive income (loss).

NOTE 4: INTANGIBLE ASSETS

The Company capitalizes costs associated with software developed for internal use, including payroll for employees directly involved in development and external consulting fees, once the project has reached the application development stage in accordance with ASC 350-40.  Amortization is computed using the straight-line method over an estimated useful life of 3–5 years.

Patent and trademark values are reviewed annually for potential impairment. The Company determined that no impairment is currently warranted. The Company recognized amortization expense of $2,631 and $21,512 for the three and six months ended June 30, 2026 and $12,000 and $24,202 for the three and six months ended June 30, 2025, respectively.

The intangibles carrying amount as of June 30, 2026 and December 31, 2025 and amortization expense for the six months ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Patents	$603,135	$536,341
Trademarks	396,980	393,426
Internal-use software	271,428	271,428
Intangible assets	1,271,543	1,201,195
Accumulated amortization	(119,633)	(98,121)
Intangible assets, net	$1,151,910	$1,103,074
Amortization expense	$21,512	$61,282

NOTE 5: BUSINESS LOANS AND LINES OF CREDIT

The Company’s outstanding borrowings consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Wells Fargo Line of Credit	$2,063,629	$—
JPMorgan Chase Line of Credit	—	4,000,000
Total Borrowings	2,063,629	4,000,000
Unamortized Debt Discounts	(207,335)	—
Total Borrowings, net	$1,856,294	$4,000,000

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

JP Morgan Chase Line of Credit

On November 12, 2024, the Company entered into a credit agreement with JP Morgan Chase comprised of a term commitment for $2,000,000 and a revolving commitment for $4,000,000. The term commitment had a maturity date of November 12, 2025, at which time payment of the full principal amount was due. The revolving commitment had a maturity on November 12, 2025. On February 2, 2023, the Company drew and utilized the full credit available under the revolving commitment of $4,000,000. In 2025, JPMorgan extended the maturity date of the revolving lines of credit to February of 2026.

 The interest rate for the revolving commitment is OFR plus 3.250%. For the year ending December 31, 2025, the weighted average interest rates for the revolving commitment was approximately 7.49%. Additionally, a commitment fee of 0.25% is paid on the unused balance of the revolving commitment. Borrowings under this credit agreement are secured by substantially all the assets of the Company.

The credit agreement required the Company to maintain a minimum total leverage ratio of 2.50 and a minimum fixed-charge coverage ratio of 1.20. Additionally, the credit agreement limits the Company’s indebtedness, in addition to various covenants. As of December 31, 2025, the Company was in compliance with all financial covenants under the credit agreement.

Wells Fargo Line of Credit

On February 5, 2026, the Company entered into a credit agreement with Wells Fargo for a revolving commitment of $12,000,000. The commitment has a maturity on February 5, 2029. The Company utilized $4,000,000 of the credit available under the revolving commitment to repay its maturing commitment to JP Morgan Chase.

The interest rate for the Wells Fargo revolving commitment is Daily Simple SOFR plus 2.250%.  For the three months and six months ended June 30, 2026, the weighted average interest rates for the revolving commitment was approximately 5.88% and 5.92%, respectively. Additionally, a commitment fee of 0.25% is paid on the unused balance of the revolving commitment. Borrowings under this credit agreement are secured by substantially all the assets of the Company.

The credit agreement requires the Company to maintain a minimum fixed-charge coverage ratio of 1.0 through June 2026 and a minimum of 1.1 from July 2026 forward. Additionally, the credit agreement limits the Company’s indebtedness, in addition to various covenants. As of June 30, 2026, the Company was in compliance with all financial covenants under the credit agreement.

As of June 30, 2026, the balance of the revolving commitment was $2,063,629 which is presented net of unamortized debt discounts of $207,335 for a carrying amount of $1,856,294 on the Company’s condensed consolidated balance sheet. Total interest expense for the three and six months ended June 30, 2026 was $102,818 and $191,609, respectively. Total interest expense for the three and six months ended June 30, 2025 was $111,285 and $219,724, respectively.

NOTE 6: LEASES

The Company leases its corporate office in Broomfield, Colorado and a warehouse facility in Denver, Colorado, along with certain office equipment, under operating lease agreements that expire at various dates through 2031. As of June 30, 2026, the Company had operating lease right-of-use assets of $1,824,887 and total operating lease liabilities of $2,013,797, consisting of $867,393 classified as current and $1,146,404 classified as long-term. As of December 31, 2025, the Company had operating lease right-of-use assets of $2,193,211 and total operating lease liabilities of $2,407,302, consisting of $807,749 classified as current and $1,599,553 classified as long-term.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

The components of lease expense and supplemental cash flow information related to leases were as follows:

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities: Operating cash flows from operating lease	$477,645	$470,910
Weighted average remaining lease terms (years): Operating leases	3.78	4.81
Weighted average discount rate: Operating leases	8.48%	7.83%

The undiscounted cash flows for future maturities of the Company’s operating lease liabilities and the reconciliation to the operating lease liabilities recognized in the condensed consolidated balance sheets are as follows:

June 30, 2026
2026 (nine months)	$495,389
2027	560,236
2028	347,676
2029	355,143
Thereafter	710,310
Total Lease Payments	2,468,754
Less: Imputed Interest	(454,957)
Present Value of Lease Liabilities	$2,013,797

NOTE 7: TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock

The Company’s amended Articles of Incorporation authorized 19,824,168 shares of Class A Voting Common Stock ($0.0001 par), 175,832 shares of Class B Non-Voting Common Stock ($0.0001 par), 3,681,234 shares of Series A Preferred Stock ($0.0001 par), and 500,000 shares of Senior Preferred Stock ($0.0001 par).

As of June 30, 2026 and December 31, 2025, the Company had 5,289,980 shares of Class A Voting Common Stock issued and outstanding. As of June 30, 2026 and December 31, 2025, the Company had 175,707 shares of Class B Non-Voting Common Stock issued and outstanding. The Company had 3,681,234 shares of Series A Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025. Additionally, the Company has reserved 733,424 shares of Class A Voting Common Stock ($0.0001 par) for issuance under the 2016 Employee Stock Incentive Plan, of which 135,924 remain available for issuance as of June 30, 2026. 500,000 shares of Senior Preferred Stock were issued and outstanding as of June 30, 2026 and December 31, 2025.

The Class A Voting Common Stock and the Class B Non-Voting Common Stock are identical in all respects except that each holder of the Class A Voting Common Stock shall be entitled to cast one vote for each outstanding share while Class B Common Stock do not have voting rights. No holder of shares of Class A Voting Common Stock or Class B Non-Voting Common Stock shall be entitled to preemptive or subscription rights. All preferences, voting powers, relative, participating, optional or other special rights and privileges, and qualifications, limitations, or restrictions of the Common Stock of the Company are expressly made subject and subordinate to those that may be fixed with respect to any shares of the Preferred Stock of the Company.

The holders of Series A Preferred Stock are entitled to various protective provisions and preferences. Holders of Series A Preferred Stock are entitled to vote on an as-converted basis with holders of Class A Common Stock and to appoint directors.

The holders of Series A Preferred Stock are entitled to dividend preferences over holders of Common Stock and to preferred dividends at a rate of 10% per annum of the original issue price ($12,500,000 as of June 30, 2026 and December 31, 2025) plus all previously accrued dividends, compounded annually. As of June 30, 2026 and December 31, 2025, accrued dividends of $8,805,887 and $7,791,322, respectively, and were outstanding but undeclared. The dividend rates are subject to dilution protections.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

The holders of Series A Preferred Stock are entitled to a liquidation preference over holders of Common Stock but subordinate to Senior Preferred Stock, at the original issuance price ($3.3956) per share plus any accrued and unpaid dividends, providing a total liquidation preference of $21,305,887 and $20,291,321, as of June 30, 2026 and December 31, 2025, respectively. The Series A Preferred Stock are convertible, at the holder’s election, into Class A Common Stock at a dilution protected rate that is currently 1:1. The Series A Preferred Stock are mandatorily convertible into Class A Common Stock if and upon a qualifying initial public offering, as defined in the articles of incorporation.

The Series A Preferred Stocks are subject to optional redemption at the holder’s election on or after December 2, 2024, at a price of the greater of the original issuance price ($3.3956 per share) plus any accrued and unpaid dividends or the fair value at the redemption date as agreed between the Company and the holders or based upon a third-party appraisal. As a result of its redemption provisions, the Series A Preferred Stock was not classified as part of stockholders’ equity in the accompanying condensed consolidated balance sheets in accordance with ASC 480-10-S99, “SEC Materials”, and instead is excluded from stockholders’ equity and presented as temporary equity. The carrying balance is adjusted annually for accretion to the redemption value to reflect the accruing dividends on the Series A Preferred Stock.

Senior Preferred Stock is non-voting and is not convertible into common stock. Senior Preferred Stock is entitled to various rights, protections, and preferences, including a liquidation preference of 2.5 times the original issuance price of $10.00 per share, equating to $12,500,000 as of June 30, 2026 and December 31, 2025. During 2025, the Company issued 500,000 shares of Senior Preferred Stock to TZP Group Investments, LP, a related party, for gross proceeds of $5,000,000.

The Senior Preferred Stock ranks senior to the Series A Preferred Stock and to all classes of common stock with respect to distributions upon any liquidation, dissolution or winding up of the Company and upon a deemed liquidation event. Holders of Senior Preferred Stock are entitled to dividends only when, as and if declared by the Board of Directors. The Senior Preferred Stock does not accrue dividends, is not entitled to cumulative dividends, and does not participate in dividends declared on the common stock. No dividends have been declared or paid on the Senior Preferred Stock since issuance.

Because the Senior Preferred Stock is redeemable upon the occurrence of a deemed liquidation event, which is not an event solely within the control of the Company, the Senior Preferred Stock is presented outside of permanent stockholders' equity (deficit) as temporary equity in the accompanying condensed consolidated balance sheet in accordance with ASC 480-10-S99. The Senior Preferred Stock is not mandatorily redeemable within the meaning of ASC 480-10-25-4, because redemption is conditioned both upon the occurrence of a deemed liquidation event and upon the election of the requisite holders, and neither condition represents an unconditional obligation or an event certain to occur. Accordingly, the Senior Preferred Stock is not classified as a liability. The Senior Preferred Stock was initially recorded at its issuance-date fair value of $4,859,967, representing gross proceeds net of issuance costs. Because the Senior Preferred Stock is not currently redeemable, and the Company has determined that it is not probable that it will become redeemable, the Company has not adjusted the carrying amount of the Senior Preferred Stock to its redemption amount. The Company reassesses this determination at each reporting date. If redemption were to become probable, the Company would accrete the carrying amount to the redemption amount of $12,500,000 (an increase of $7,640,033 as of June 30, 2026) over the period from the date redemption becomes probable to the earliest redemption date, with the resulting charge recorded against retained earnings or, in the absence of retained earnings, additional paid-in capital, and deducted from net loss in determining net loss attributable to common stockholders.

As of June 30, 2026, the aggregate amount payable to the holders of Senior Preferred Stock and Series A Preferred Stock, in priority to the holders of Class A Voting Common Stock and Class B Non-Voting Common Stock, upon a liquidation, dissolution or winding up of the Company or upon a deemed liquidation event was $33,805,887, consisting of $12,500,000 payable to holders of Senior Preferred Stock and $21,305,887 payable to holders of Series A Preferred Stock.

As of December 31, 2025, the aggregate amount payable to the holders of Senior Preferred Stock and Series A Preferred Stock, in priority to the holders of Class A Voting Common Stock and Class B Non-Voting Common Stock, upon a liquidation, dissolution or winding up of the Company or upon a deemed liquidation event was $32,791,321, consisting of $12,500,000 payable to holders of Senior Preferred Stock and $20,291,321 payable to holders of Series A Preferred Stock.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

NOTE 8: EMPLOYEE STOCK INCENTIVE PLAN

In May 2016, the Company implemented the 2016 Employee Stock Incentive Plan (the “Plan”) for employees and reserved 818,181 shares of Class A Voting Common Stock for issuance under the Plan. The Company’s Board of Directors amended the stock option Plan to reduce the number of authorized options from 818,181 to 733,424 per the terms of the December 2, 2020, stock purchase and exchange agreement. As of June 30, 2026 and December 31, 2025, there remains 135,924 and 175,924 shares, respectively, available for issuance under the Plan.

The following table is the summary of stock option activities for the six months ended June 30, 2026 and the year ended December 31, 2025:

	June 30, 2026		December 31, 2025
	Number of shares subject to options	Weighted-average exercise price	Number of shares subject to options	Weighted-average exercise price
Outstanding - beginning of period	242,500	$5.64	326,657	$5.12
Granted	40,000	5.22	112,500	5.22
Exercised	—	—	—	—
Forfeited	—	—	(196,657)	4.54
Expired	—	—	—	—
Outstanding - end of period	282,500	$5.58	242,500	$5.64
Exercisable - end of period	80,495	$5.26	80,495	$5.26

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock options, which requires the use of assumptions, including the expected term of the option, expected volatility of its stock price, and the risk-free interest rate, among others. These assumptions reflect best estimates, however; they involve inherent uncertainties including market conditions and employee behavior that are generally outside of the Company’s control. Generally, once stock option values are determined, accounting practices do not permit them to be changed, even if the estimates used are different from actual results. All stock-based compensation is expensed when awarded to employees based on the grant date fair value of the awards over the requisite service period, adjusted for forfeitures. Stock-based compensation expense was $51,151 and $91,197 for the three and six months ended June 30, 2026, respectively, and $0 and $20,974 for the three and six months ended June 30, 2025, respectively. The intrinsic value of the options outstanding as of June 30, 2026, was $2,743 with an unamortized compensation expense of $450,780 to be recorded over the next five years.

Key data inputs (estimates or assumptions) used to determine the fair value of stock options under the Black-Scholes option-pricing model is summarized in the following table:

	June 30, 2026	June 30, 2025
Risk-free interest rate	3.75%	4.08%
Expected dividend yield	—%	—%
Expected volatility	48.06%	29.52%
Term	7 years	10 years
Fair value of common stock	$5.22	5.22

The Company’s outstanding options at June 30, 2026 are as follows:

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$3.40 - $6.87	282,500	8.32	$5.58	80,495	$5.26	$2,743

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

The Company’s outstanding options at December 31, 2025 are as follows:

Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$3.40 - $6.87	242,500	8.58	$5.64	80,495	$5.26	$2,743

Stock compensation is included in general and administrative expense in the Company’s condensed consolidated statements of and comprehensive income (loss).

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$51,151	$—	$91,197	$20,974

Stock compensation is included in general and administrative expense in the Company’s condensed consolidated statements of and comprehensive income (loss).

The Company has a Long-Term Incentive Plan that sets aside 5% of net proceeds from a liquidity event to be paid to the Company’s employees.

NOTE 9: NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of common stock outstanding during each period. Diluted net income, when applicable, per share is computed by dividing net income attributable to common stockholders for the period by the weighted average shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the treasury stock method to determine whether there is a dilutive effect of outstanding option grants.

The reconciliations for the numerator and denominator for net loss attributable to common stockholders are as follows:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator
Net Income (loss)	$600,393	$943,385	$1,072,996	$(768,710)
Accretion of Series A redeemable convertible preferred stock to redemption value	(507,283)	(458,462)	(1,014,566)	(916,924)
Net Income (loss) attributable to common stockholders	93,110	484,923	58,430	(1,685,634)

Denominator, basic
Weighted average common shares outstanding	5,465,687	5,465,687	5,465,687	5,465,687

Net income (loss) per share attributable to common stockholders, basic	$0.02	$0.09	$0.01	$(0.31)

Denominator, diluted
Weighted average common shares outstanding	5,465,687	5,465,687	5,465,687	5,465,687
Weighted average common stock equivalents	282,500	301,032	282,500	—
Weighted average common shares and stock equivalents outstanding	5,748,187	5,766,719	5,748,187	5,465,687

Net income (loss) per share attributable to common stockholders, diluted	$0.02	$0.08	$0.01	$(0.31)

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

The following securities were excluded from the computation of diluted net loss per share for periods presented that resulted in a net loss attributable to common stockholders because including them would have been anti-dilutive. Therefore, basic earnings per share for such periods is the same as fully dilutive earnings per share:

	For the Three and Six Months Ended June 30,
	2026	2025
Stock options	282,500	301,032
Series A Preferred Stock	3,681,234	3,681,234
Total common stock equivalents	3,963,734	3,982,266

NOTE 10: INCOME TAX

The Company accounts for income taxes under ASC Topic 740 – Income Taxes. Under this standard, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company’s tax provision for interim periods is determined using an estimate of the annual effective income tax rate, adjusted for discrete items, if any, that occur in the relevant period. Each quarter the annual effective rate is updated, and if the estimated tax rate changes, a cumulative adjustment is made. Income tax expense of $434,545 for the six months ended June 30, 2026   resulted in an effective income tax rate of 28.82%.

The Company’s projected effective income tax rate excluding the impact, if any, of discrete items is 24.43%, which is higher than the U.S. federal statutory rate of 21% primarily due to net CFC tested income and state taxes.

The Company is not presently subject to any income tax audit in any taxing jurisdiction.

NOTE 11: CONTINGENCIES

In the normal course of business, the Company may become involved in legal proceedings and claims. In accordance with ASC 450, Contingencies, the Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When a range of reasonably possible loss exists, the Company accrues the most probable amount within the range. If no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. Such accruals may include estimates of potential damages, external legal fees, and other directly related costs expected to be incurred.

Legal Proceedings

Tazinique Echols v. Feel the World, Inc. (pre-litigation ADA demand):

On January 20, 2026, Feel the World, Inc. received a pre-suit demand letter from Equal Access Law Group PLLC on behalf of Tazinique Echols, a visually impaired individual, alleging that accessibility barriers on xeroshoes.com violated Title III of the ADA by preventing her from completing an online purchase; the letter states an intent to seek injunctive relief, statutory damages where available, interest, and attorneys’ fees if litigation is filed, and offers to resolve the matter in exchange for remediation of the website and a $15,000.00 dollar payment and release. On June 1, 2026, the Company entered into a settlement agreement for $10,000 and the matter has been closed.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

Anthony Devies v. Feel the World, Inc. d/b/a Xero Shoes (threatened TCPA class action):

On October 26, 2025, the class action firm Shamis & Gentile, P.A. sent a certified-mail demand letter to Feel the World, Inc. d/b/a Xero Shoes asserting that automated telemarketing text messages were sent from short code 65099 to consumer Anthony Devies’cellular telephone without prior express consent and despite his registration on the National Do Not Call Registry, and stating that, absent a response by November 16, 2025, counsel will pursue a putative class action under the Telephone Consumer Protection Act seeking monetary and injunctive relief. As of March 17, 2026, Feel The World, Inc.'s attorney filed a motion-to-dismiss and the Plaintiff’s opposition briefing is still to come.

Leon Weingrad v. Feel the World, Inc.

A putative class action was filed on January 1, 2026, alleging violations of the Telephone Consumer Protection Act (TCPA) for sending unsolicited marketing text messages to individuals on the Do-Not-Call Registry and/or after opt-out requests.  The Company has filed a motion to dismiss and/or strike the class allegations.  In response, the plaintiff filed an amended complaint, and the Company filed another motion to dismiss and/or strike the class allegations, which remains pending.  No settlement discussions have occurred, and the plaintiff has not provided a demand.  It is too early to determine the outcome, and the probability of loss cannot be assessed at this stage (neither probable nor remote).

As of June 30, 2026, the Company has not recorded any accruals for loss contingencies. While certain threatened litigation matters exist, these matters are in the early stages, and management is unable to determine whether a loss is probable or reasonably possible, or to reasonably estimate the amount or range of potential loss, if any. Accordingly, no provision has been recorded in the accompanying condensed consolidated financial statements. The Company will continue to evaluate these matters as additional information becomes available.

Tariff Refunds

Beginning in early 2025, additional tariffs were imposed under the International Emergency Economic Powers Act (“IEEPA”) on products imported by the Company. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under IEEPA, and in March 2026 the U.S. Court of International Trade ordered U.S. Customs and Border Protection to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. During the three and six months ended June 30, 2026, the Company received refunds of $49,374 of previously paid IEEPA tariffs related to products sold in prior periods, which were recognized as a reduction of cost of revenue. Subsequent to June 30, 2026, the Company received additional refunds of $1,823,401. Consistent with the manner in which the related tariffs were originally recorded, refunds of tariffs on products that have been sold are recognized as a reduction of cost of revenue, and refunds of tariffs on products remaining in inventory are recorded as a reduction of the cost of that inventory and are recognized in cost of revenue as the related products are sold.

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

NOTE 12: SEGMENT REPORTING

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures to enhance the reportable segment disclosures.” The guidance requires additional disclosures about significant segment expenses.

As noted above, the Company is footwear brand focusing on natural movement, quality craftsmanship, and affordability. Xero Shoes® product lines currently include minimalist casual and performance shoes, boots, and sandals, as well as do-it-yourself (DIY) sandal kits. Its products are sold directly to customers through its own website, via third party sites such as Amazon, in certain retail stores, and to international wholesale and distribution partners.

The Company generates revenues in two business segments: (1) the North American operations which includes all foreign distributors outside of European operations, and (2) European operations which includes the European Union countries and the Middle Eastern wholesale accounts. The Company primarily sells through three channels: direct-to-consumer, third-party platforms such as Amazon, and wholesale/distribution.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as multiple operating and reportable segments. The CODM uses consolidated profit and loss to evaluate and measure performance.

The following tables set forth significant segment assets and expenses:

	North
June 30, 2026	America	Europe	Total
Assets:
Cash	$1,390,023	$4,779,897	$6,169,920
Accounts receivable, net	1,804,448	1,208,022	3,012,470
Prepaid expenses	786,373	20,369	806,742
Income tax receivable	671,002	65,657	736,659
Inventory	10,916,239	5,000,952	15,917,191
Inventory in transit	4,063,105	941,346	5,004,451
Property and equipment, net	1,126,653	16,642	1,143,295
Intangible assets, net	1,151,910	—	1,151,910
Deposits	89,000	28,538	117,538
Deferred tax assets	883,381	43,039	926,420
Operating lease right-of-use assets	1,824,887	—	1,824,887
Total Assets	$24,707,021	$12,104,462	$36,811,483

	North
December 31, 2025	America	Europe	Total
Assets:
Cash	$7,138,940	$2,995,336	$10,134,276
Accounts receivable, net	1,835,566	725,995	2,561,561
Prepaid expenses	411,932	—	411,932
Income tax receivable	750,996	107,969	858,965
Inventory	9,288,699	6,134,815	15,423,514
Inventory in transit	5,250,067	1,658,057	6,908,124
Property and equipment, net	993,964	18,324	1,012,288
Intangible assets, net	1,103,074	—	1,103,074
Deposits	84,000	34,770	118,770
Deferred tax assets	1,193,042	46,443	1,239,485
Operating lease right-of-use assets	2,193,211	—	2,193,211
Total Assets	$30,243,491	$11,721,709	$41,965,200

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

	North
For the Three Months Ended June 30, 2026	America	Europe	Total

Revenue	$13,932,829	$2,975,466	$16,908,295
Cost of revenue - product costs	(4,649,716)	(1,294,262)	(5,943,978)
Cost of revenue - fulfillment costs	(1,820,499)	(423,146)	(2,243,645)
Gross profit	7,462,614	1,258,058	8,720,672

Operating expenses:
General and administrative	1,581,024	149,651	1,730,675
Sales and marketing	4,021,239	530,128	4,551,367
Research and development	428,246	—	428,246
Operations	1,110,198	14,256	1,124,454
Total operating expenses	7,140,707	694,035	7,834,742

Income (loss) from operations	321,907	564,023	885,930

Other income (expense)
Interest income	182	—	182
Interest expense	(101,381)	(1,437)	(102,818)
Other income (expense)	72,775	(7,254)	65,521
Total other income (expense)	(28,424)	(8,691)	(37,115)

Net income (loss) before income taxes	293,483	555,332	848,815

Provision for (benefit from) income taxes	237,807	10,615	248,422

Net income (loss)	$55,676	$544,717	$600,393

	North
For the Six Months Ended June 30, 2026	America	Europe	Total

Revenue	$26,392,988	$6,498,477	$32,891,465
Cost of revenue - product costs	(9,157,221)	(3,269,885)	(12,427,106)
Cost of revenue - fulfillment costs	(3,260,261)	(837,840)	(4,098,101)
Gross profit	13,975,506	2,390,752	16,366,258

Operating expenses:
General and administrative	3,019,884	230,489	3,250,373
Sales and marketing	7,116,752	1,184,777	8,301,529
Research and development	968,731	—	968,731
Operations	2,136,086	26,247	2,162,333
Total operating expenses	13,241,453	1,441,513	14,682,966

Income (loss) from operations	734,053	949,239	1,683,292

Other income (expense)
Interest income	182	—	182
Interest expense	(190,172)	(1,437)	(191,609)
Other income (expense)	(425)	16,101	15,676
Total other income (expense)	(190,415)	14,664	(175,751)

Net income (loss) before income taxes	543,638	963,903	1,507,541

Provision for (benefit from) income taxes	394,370	40,175	434,545

Net income (loss)	$149,268	$923,728	$1,072,996

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

	North
For the Three Months Ended June 30, 2025	America	Europe	Total

Revenue	$10,387,912	$4,348,589	$14,736,501
Cost of revenue - product costs	(4,059,311)	(1,803,037)	(5,862,348)
Cost of revenue - fulfillment costs	(1,412,403)	(521,957)	(1,934,360)
Gross profit	4,916,198	2,023,595	6,939,793

Operating expenses:
General and administrative	1,057,573	798,173	1,855,746
Sales and marketing	3,384,676	312,500	3,697,176
Research and development	410,353	—	410,353
Operations	899,845	(7,062)	892,783
Total operating expenses	5,752,447	1,103,611	6,856,058

Income (loss) from operations	(836,249)	919,984	83,735

Other income (expense)
Interest expense	(111,285)	—	(111,285)
Gain on settlement	406,719	—	406,719
Other income (expense)	(404,591)	293,383	(111,208)
Total other income (expense)	(109,157)	293,383	184,226

Net income (loss) before income taxes	(945,406)	1,213,367	267,961

Provision for (benefit from) income taxes	(884,044)	208,620	(675,424)

Net income (loss)	$(61,362)	$1,004,747	$943,385

	North
For the Six Months Ended June 30, 2025	America	Europe	Total

Revenue	$21,904,220	$8,063,559	$29,967,779
Cost of revenue - product costs	(9,052,535)	(3,556,334)	(12,608,869)
Cost of revenue - fulfillment costs	(3,067,923)	(1,017,811)	(4,085,734)
Gross profit	9,783,762	3,489,414	13,273,176

Operating expenses:
General and administrative	2,419,363	872,213	3,291,576
Sales and marketing	6,871,952	812,782	7,684,734
Research and development	810,723	—	810,723
Operations	2,162,665	22,738	2,185,403
Total operating expenses	12,264,703	1,707,733	13,972,436

Income (loss) from operations	(2,480,941)	1,781,681	(699,260)

Other income (expense)
Interest income	—	—	—
Interest expense	(219,724)	—	(219,724)
Other income (expense)	(517,806)	267,916	(249,890)
Total other income (expense)	(737,530)	267,916	(469,614)

Net income (loss) before income taxes	(3,218,471)	2,049,597	(1,168,874)

Provision for (benefit from) income taxes	(517,020)	116,856	(400,164)

Net income (loss)	$(2,701,451)	$1,932,741	$(768,710)

Feel The World, Inc. Notes to Unaudited Condensed Consolidated Financial Statements Three and Six Months Ended June 30, 2026 and 2025

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the condensed consolidated balance sheet date through the date when the condensed consolidated financial statements were issued, September 28, 2026, to determine if they must be reported.

Receipt of Tariff Refund

Subsequent to June 30, 2026, the Company received $1,823,401 of refunds of previously paid IEEPA tariffs. See Note 11.

Effective Registration Statement

The Company’s Form for Registration of Securities on Form 10, as filed with the Securities and Exchange Committee on July 24, 2026, was declared effective on August 12, 2026. Upon our registration statement being deemed effective, we will be subject to the requirements of Regulation 13A under the Exchange Act, which will require us to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report, and with our audited consolidated financial statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form 10. In addition to historical information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a discussion of the uncertainties, risks, and assumptions associated with these statements. The components of our results of operations are described in our Registration Statement on Form 10 and have not materially changed.

Business Overview

Feel The World, Inc., doing business as Xero Shoes®, is a designer and marketer of minimalist, natural-movement footwear, including performance and casual shoes, boots, sandals, and do-it-yourself sandal kits, sold under the Xero Shoes® brand. The Company sells its products through direct-to-consumer e-commerce, wholesale accounts and independent international distributors, and third-party marketplaces. The Company reports revenue across two operating segments: North American operations, which includes all foreign distributors outside of Europe, and European operations, which includes the European Union countries and Middle Eastern wholesale accounts. The Company’s business is seasonal, with a higher proportion of revenue and operating cash flow generated during the second half of the calendar year.

The Company’s business is subject to an evolving macroeconomic and trade environment, including changes in tariffs. Beginning in early 2025, significant additional tariffs were imposed under the International Emergency Economic Powers Act (“IEEPA”) on products imported from various countries, including the countries in which the Company’s products are manufactured. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under IEEPA, and in March 2026 the U.S. Court of International Trade ordered U.S. Customs and Border Protection to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. As a result, the Company is eligible to receive refunds of tariffs previously paid on qualifying imports. During the three months ended June 30, 2026, the Company received $49,374 of such refunds, which related to products sold in prior periods and was recognized as a reduction of cost of revenue. Subsequent to June 30, 2026, the Company received an additional $1,823,401 of such refunds. There remains substantial uncertainty regarding potential changes to existing and newly announced tariffs, whether additional tariffs may be imposed, modified, or suspended, and the timing of any refunds, any of which could materially and adversely affect the Company’s business, financial condition, and results of operations.

During the second quarter of 2026, the Company’s revenue increased 14.7% over the second quarter of 2025, driven by growth in its direct-to-consumer and wholesale and distributor channels, partially offset by lower European revenue. Gross margin expanded to 51.6% of revenue from 47.1%, reflecting a higher proportion of full-price sales relative to the prior-year period, partially offset by higher fulfillment costs. Income from operations improved to $885,930 from $83,735 in the prior-year quarter. Net income of $600,393 compared to $943,385 in the prior-year quarter, which included a $406,719 gain on the reversal of a loss on settlement and a $675,424 income tax benefit, neither of which recurred in the current period.

Second Quarter 2026 Financial Highlights Compared to Second Quarter 2025

●	Revenue increased 14.7% to $16,908,295

●	Gross profit increased 25.7% to $8,720,672; gross margin increased to 51.6% of revenue compared to 47.1%

●	Income from operations increased to $885,930 compared to $83,735

●	Net income of $600,393 compared to $943,385, which included a $406,719 settlement gain and a $675,424 income tax benefit

First Half 2026 Financial Highlights Compared to First Half 2025

●	Revenue increased 9.8% to $32,891,465

●	Gross margin increased to 49.8% of revenue compared to 44.3%

●	Income from operations of $1,683,292 compared to a loss from operations of $699,260

●	Net income of $1,072,996 compared to a net loss of $768,710

●	Total inventory, including inventory in transit, decreased 6.3% to $20,921,642 from $22,331,638 at December 31, 2025

●	Borrowings under the revolving credit facility decreased to $2,063,629 from $4,000,000 at December 31, 2025

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Our operating results for the three months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025	Difference

Revenue	$16,908,295	$14,736,501	$2,171,794
Cost of revenues - product costs	(5,943,978)	(5,862,348)	(81,630)
Cost of revenues - fulfillment costs	(2,243,645)	(1,934,360)	(309,285)
Operating expenses	7,834,742	6,856,058	978,684
Other income (expense)	(37,115)	184,226	(221,341)
Provision for (benefit from) income taxes	248,422	(675,424)	923,846
Net income (loss)	$600,393	$943,385	$(342,992)

Revenue

Revenue for the three months ended June 30, 2026 was $16,908,295, an increase of $2,171,794, or 14.7%, compared to $14,736,501 for the three months ended June 30, 2025. The increase reflected higher direct-to-consumer volume on the Company’s 2026 product line, a full quarter of sales through the Company’s marketplace distributor partner compared to a prior-year quarter that was disrupted by the transition of the Company’s third-party marketplace business to that partner, and sales to distributor partners added in international markets over the past year, partially offset by lower European revenue. The current period also reflected a higher proportion of full-price direct-to-consumer sales, whereas the prior-year period included a greater proportion of inventory-liquidation and clearance-related sales, which contributed to improved realized pricing and gross margin, as discussed below. Growth in gross product sales was partially offset at the net revenue level by higher discounts and customer returns associated with the increased direct-to-consumer volume.

By geographic segment, North American revenue increased $2,979,317, or 27.2%, to $13,939,301 for the three months ended June 30, 2026 from $10,959,984 for the three months ended June 30, 2025, driven by the recovery in marketplace sales following the prior-year transition to the distributor model, new international distributor relationships, and full-price direct-to-consumer growth. European revenue decreased $807,523, or 21.4%, to $2,968,994 from $3,776,517, reflecting the wind-down of the Company’s United Kingdom direct operations, which contributed $549,548 of revenue in the prior-year quarter, lower European wholesale revenue as certain European retailers experienced financial difficulty and reduced their inventory commitments, lower European direct-to-consumer promotional activity, and the effect of foreign currency translation.

Gross product sales (before returns, discounts, and shipping revenue) were $19,285,429 for the three months ended June 30, 2026, compared to $16,696,577 for the three months ended June 30, 2025. Customer returns, allowances, and chargebacks decreased to $1,839,852 from $2,078,593, reflecting the shift in the Company’s sales mix toward wholesale and distributor partners, which generate fewer returns than direct-to-consumer sales, and changes to the Company’s direct-to-consumer return policy. Discounts increased to $956,245 from $279,981, reflecting increased promotional discounting in the current period. Shipping revenue billed to customers, which is included in revenue, increased to $418,963 from $398,498, reflecting higher order volume, partially offset by the Company’s continued use of free-shipping promotions.

Cost of Revenues

Cost of revenue for the three months ended June 30, 2026 was $8,187,623, an increase of $390,915, or 5.0%, compared to $7,796,708 for the three months ended June 30, 2025. Cost of revenue consisted of $5,943,978 of product cost in the 2026 period, compared to $5,862,348 in the 2025 period, and $2,243,645 of fulfillment cost in the 2026 period, compared to $1,934,360 in the 2025 period. Product cost increased 1.4% on revenue growth of 14.7%, reflecting the improvement in realized pricing described above, while fulfillment cost increased 16.0%, reflecting higher direct-to-consumer unit volume and returns and higher shipping costs.

Gross profit for the three months ended June 30, 2026 was $8,720,672, or 51.6% of revenue, compared to $6,939,793, or 47.1% of revenue, for the three months ended June 30, 2025, an increase of $1,780,879, or 25.7%, and gross-margin expansion of approximately 4.5 percentage points. The improvement in gross margin primarily reflected a higher proportion of full-price sales and reduced inventory-liquidation activity relative to the prior-year period, partially offset by higher fulfillment costs.

Operating Expenses. Total operating expenses for the three months ended June 30, 2026 were $7,834,742, an increase of $978,684, or 14.5%, compared to $6,856,058 for the three months ended June 30, 2025. The increase primarily reflected higher sales and marketing expense and higher operations expense, partially offset by lower general and administrative expense.

General and Administrative. General and administrative expenses for the three months ended June 30, 2026 were $1,730,675, a decrease of $125,071, or 6.7%, compared to $1,855,746 for the three months ended June 30, 2025. The decrease primarily reflected the absence of restructuring-related costs incurred in the prior-year period in connection with the Company’s 2025 workforce reductions, partially offset by higher professional, legal, audit, and compliance costs, including costs associated with the Company becoming a reporting company under the Exchange Act.

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2026 were $4,551,367, an increase of $854,191, or 23.1%, compared to $3,697,176 for the three months ended June 30, 2025. Sales and marketing expense as a percentage of revenue was 26.9% in the 2026 period compared to 25.1% in the 2025 period. The increase reflected higher advertising and marketing expense, higher sales commissions as a greater proportion of the Company’s European wholesale accounts are serviced by independent sales agencies rather than in-house sales personnel, and higher selling costs associated with the increased direct-to-consumer volume.

Research and Development. Research and development expenses for the three months ended June 30, 2026 were $428,246, an increase of $17,893, or 4.4%, compared to $410,353 for the three months ended June 30, 2025.

Operations. Operations expenses for the three months ended June 30, 2026 were $1,124,454, an increase of $231,671, or 25.9%, compared to $892,783 for the three months ended June 30, 2025. The increase primarily reflected higher costs associated with increased unit volume and severance costs incurred during the period.

Income from Operations

As a result of the foregoing, the Company generated income from operations of $885,930 for the three months ended June 30, 2026, compared to income from operations of $83,735 for the three months ended June 30, 2025, an improvement of $802,195.

Total other income (expense), net for the three months ended June 30, 2026 was an expense of $37,115, compared to income of $184,226 for the three months ended June 30, 2025, an unfavorable change of $221,341. The change primarily reflected the absence in the 2026 period of a $406,719 gain recognized in the prior-year period on the reversal of a previously recorded loss on settlement, partially offset by lower interest expense.

Interest Expense. Interest expense for the three months ended June 30, 2026 was $102,818, a decrease of $8,467, or 7.6%, compared to $111,285 for the three months ended June 30, 2025, reflecting lower average outstanding borrowings under the Company’s credit facilities during the 2026 period.

Loss on Settlement. There was no loss on settlement for the three months ended June 30, 2026. The three months ended June 30, 2025 included a $406,719 gain reflecting the reversal of a loss on settlement that had been recorded in the three months ended March 31, 2025.

Other Income (Expense). Other income (expense), net was income of $65,521  for the three months ended June 30, 2026, compared to a net expense of $111,208 for the three months ended June 30, 2025. The change primarily reflected fluctuations in foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

The Company recorded a provision for income taxes of $248,422 for the three months ended June 30, 2026, compared to a benefit from income tax of $675,424 for the three months ended June 30, 2025. The provision for the 2026 period reflects the application of the Company’s estimated annual effective tax rate to pre-tax income, taking into account the Company’s valuation allowance position, and represents an effective tax rate of 29.27%. The benefit in the prior-year period reflected the Company’s pre-tax results and interim tax accounting for that period and did not recur.

Net Income (Loss)

As a result of the foregoing, the Company recorded net income of $600,393 for the three months ended June 30, 2026, compared to net income of $943,385 for the three months ended June 30, 2025, a decrease of $342,992. The decrease occurred notwithstanding the $802,195 improvement in income from operations, because the prior-year period included a $406,719 gain on the reversal of a loss on settlement and an income tax benefit of $675,424, neither of which recurred in the 2026 period.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Our operating results for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025	Difference

Revenue	$32,891,465	$29,967,779	$2,923,686
Cost of revenue - product costs	(12,427,106)	(12,608,869)	181,763
Cost of revenue - fulfillment costs	(4,098,101)	(4,085,734)	(12,367)
Operating expense	(14,682,966)	(13,972,436)	(710,530)
Other income (expense)	(175,751)	(469,614)	293,863
Provision for (benefit from) income taxes	434,545	(400,164)	834,709
Net (income) loss	$1,072,996	$(768,710)	$1,841,706

Revenue

Revenue for the six months ended June 30, 2026 was $32,891,465, an increase of $2,923,686, or 9.8%, compared to $29,967,779 for the six months ended June 30, 2025. The increase reflected growth in the Company’s North American operations, driven by a full period of sales through the Company’s marketplace distributor partner, sales to distributor partners added in international markets, and higher direct-to-consumer volume, partially offset by lower European revenue; wholesale revenue was essentially unchanged as new-season bookings offset lower European wholesale volume. The comparability of revenue between the two periods was also affected by shifts in the Company’s sales mix. The prior-year period included first-party sales through a third-party marketplace during the first quarter of 2025, substantially all of which had transitioned to sales through a distributor partner beginning in April 2025; the Company records sales to that distributor partner within its wholesale and distributor channel. In addition, the prior-year period reflected a higher proportion of inventory-liquidation and clearance-related direct-to-consumer sales, whereas the current period reflected a greater proportion of full-price sales, which contributed to improved realized pricing and gross margin, as discussed below.

By geographic segment, North American revenue increased $4,488,768,  or 20.5%, to $26,392,988  for the six months ended June 30, 2026 from $21,904,220  for the six months ended June 30, 2025, driven by the recovery in marketplace sales following the prior-year transition to the distributor model, new international distributor relationships, and direct-to-consumer growth. European revenue decreased $1,565,082, or 19.4%, to $6,498,477  from $8,063,559, reflecting the wind-down of the Company’s United Kingdom direct operations, which contributed $874,692 of revenue in the prior-year period, lower European wholesale revenue as certain European retailers experienced financial difficulty and reduced their inventory commitments, lower European direct-to-consumer promotional activity, and the effect of foreign currency translation.

Gross product sales (before returns, discounts, and shipping revenue) were $37,084,171 for the six months ended June 30, 2026, compared to $34,098,687  for the six months ended June 30, 2025. Customer returns, allowances, and chargebacks decreased to $3,155,825 from $4,328,449, reflecting the shift in the Company’s sales mix toward wholesale and distributor partners, which generate fewer returns than direct-to-consumer sales, and changes to the Company’s direct-to-consumer return policy. Discounts increased to $1,698,759 from $789,441, reflecting differences in the nature of promotional activity between the periods. Shipping revenue billed to customers, which is included in revenue, decreased to $661,878 from $986,982, reflecting the Company’s continued use of free-shipping promotions.

Cost of Revenues

Cost of revenue for the six months ended June 30, 2026 was $16,525,207, a decrease of $169,396, or 1.0%, compared to $16,694,603 for the six months ended June 30, 2025. Cost of revenue consisted of $12,427,106 of product cost in the 2026 period, compared to $12,608,869 in the 2025 period, and $4,098,101 of fulfillment cost in the 2026 period, compared to $4,085,734 in the 2025 period. Product cost decreased 1.4% on revenue growth of 9.8%, reflecting the improvement in realized pricing described above, while fulfillment cost was essentially unchanged.

Gross profit for the six months ended June 30, 2026 was $16,366,258, or 49.8% of revenue, compared to $13,273,176, or 44.3% of revenue, for the six months ended June 30, 2025, an increase of $3,093,082, or 23.3%, and gross-margin expansion of approximately 5.5 percentage points. The improvement in gross margin primarily reflected a higher proportion of full-price sales and reduced inventory-liquidation activity relative to the prior-year period, together with a more favorable channel mix that carried lower fulfillment costs and lower return rates.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 were $14,682,966, an increase of $710,530, or 5.1%, compared to $13,972,436 for the six months ended June 30, 2025. The increase reflected higher sales and marketing expense in the second quarter and higher research and development expense, partially offset by the full-period benefit of the workforce reductions and organizational restructuring completed during the first half of 2025 and the transition of the Company’s third-party marketplace business to a distributor model, which shifted the related fulfillment, advertising, and marketing costs to the distributor partner.

General and Administrative. General and administrative expenses for the six months ended June 30, 2026 were $3,250,373, a decrease of $41,203, or 1.3%, compared to $3,291,576 for the six months ended June 30, 2025. Higher professional, audit, and compliance costs associated with the Company becoming a reporting company under the Exchange Act were more than offset by the absence of restructuring-related costs incurred in the prior-year period.

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2026 were $8,301,529, an increase of $616,795, or 8.0%, compared to $7,684,734 for the six months ended June 30, 2025. Sales and marketing expense as a percentage of revenue was 25.2% in the 2026 period compared to 25.6% in the 2025 period. The increase in expense reflected higher advertising and marketing expense in the second quarter and higher sales commissions as a greater proportion of the Company’s European wholesale accounts are serviced by independent sales agencies rather than in-house sales personnel.

Research and Development. Research and development expenses for the six months ended June 30, 2026 were $968,731, an increase of $158,008, or 19.5%, compared to $810,723 for the six months ended June 30, 2025.

Operations. Operations expenses for the six months ended June 30, 2026 were $2,162,333, a decrease of $23,070, or 1.1%, compared to $2,185,403 for the six months ended June 30, 2025, as lower costs in the first quarter were largely offset by higher volume-related costs and severance in the second quarter.

Income (Loss) from Operations

As a result of the foregoing, the Company generated income from operations of $1,683,292 for the six months ended June 30, 2026, compared to a loss from operations of $699,260 for the six months ended June 30, 2025, an improvement of $2,382,552.

Total other expense, net for the six months ended June 30, 2026 was $175,751, a decrease of $293,863, or 62.6%, compared to $469,614 for the six months ended June 30, 2025. The decrease was driven primarily by a favorable change in foreign currency transaction gains and losses and lower interest expense.

Interest Expense. Interest expense for the six months ended June 30, 2026 was $191,609, a decrease of $28,115, or 12.8%, compared to $219,724 for the six months ended June 30, 2025, reflecting lower average outstanding borrowings under the Company’s credit facilities during the 2026 period.

Loss on Settlement. There was no loss on settlement for the six months ended June 30, 2026 or 2025. The six months ended June 30, 2025 included a $406,719 loss on settlement recorded in the first quarter of 2025 that was reversed in the second quarter of 2025.

Other Income (Expense). Other income (expense), net was income of $15,676  for the six months ended June 30, 2026, compared to a net expense of $249,890 for the six months ended June 30, 2025. The change primarily reflected fluctuations in foreign currency transaction gains and losses.

Provision for (Benefit from) Income Taxes

The Company recorded a provision for income taxes of $434,545 for the six months ended June 30, 2026, compared to a benefit from income tax of $400,164 for the six months ended June 30, 2025. The provision for the 2026 period reflects the application of the Company’s estimated annual effective tax rate to pre-tax income, taking into account the Company’s valuation allowance position, and represents an effective tax rate of 28.82%. The benefit in the prior-year period reflected the pre-tax loss for that period.

Net Income (Loss)

As a result of the foregoing, the Company recorded net income of $1,072,996 for the six months ended June 30, 2026, compared to a net loss of $768,710 for the six months ended June 30, 2025, an improvement of $1,841,706.

Liquidity and Capital Resources

Overview

The Company has historically funded its operations through cash generated from operations, borrowings under its credit facilities, and proceeds from the issuance of equity securities. As of June 30, 2026, the Company had cash and cash equivalents of $6,169,920, compared to $10,134,276 as of December 31, 2025, a decrease of $3,964,356. As of June 30, 2026, the Company had $2,063,629 outstanding under its revolving credit facility with Wells Fargo, compared to $4,000,000 outstanding under its revolving credit facility with JPMorgan Chase as of December 31, 2025.

In February 2026, the Company entered into a new credit agreement with Wells Fargo providing for a revolving commitment of $12,000,000 with a maturity date of February 5, 2029. The Company drew on the new Wells Fargo facility to repay its outstanding revolving commitment with JPMorgan Chase, which had matured in February 2026, and for working capital purposes, and during the second quarter reduced its outstanding borrowings under the facility from cash generated by the business. The Wells Fargo facility increased the Company’s borrowing capacity by $8,000,000 compared to the prior JPMorgan Chase facility and extended the Company’s debt maturity profile.

The Company believes that its current cash and cash equivalents, anticipated cash flows from operations, and available borrowing capacity under the Wells Fargo credit facility are sufficient to fund its operations and capital requirements for at least the next twelve months. The Company’s future liquidity needs will depend on a number of factors, including the rate of growth in its business, the timing of inventory purchases and other working capital requirements, capital expenditures, debt service obligations, and the costs and timing of any future strategic initiatives.

Working Capital

As of June 30, 2026, the Company had working capital of $17,188,710, calculated as total current assets of $31,647,433 less total current liabilities of $14,458,723. This compares to working capital of $16,425,904 as of December 31, 2025, calculated as total current assets of $36,298,372 less total current liabilities of $19,872,468, an increase of $762,806. Current assets decreased $4,650,939, primarily reflecting a $3,964,356 decrease in cash and a $1,903,673 decrease in inventory in transit as in-transit goods were received into inventory, partially offset by increases in prepaid expenses, inventory, and accounts receivable. Current liabilities decreased $5,413,745, primarily reflecting a $2,925,221 reduction in accounts payable and accrued expenses, which had been elevated at December 31, 2025 in connection with the timing of inventory receipts and vendor payments, a $2,143,706 reduction in the net carrying amount of the Company’s line of credit, and a $417,247 decrease in customer deposits.

Cash Flows

	Six Months Ended June 30,
	2026	2025

Net cash provided by (used in) operating activities	$(929,993)	$287,372
Net cash used in investing activities	(383,604)	(437,243)
Net cash provided by (used in) financing activities	(2,199,743)	4,659,967
Effect of foreign currency translation	(451,016)	1,617,923
Change in cash	$(3,964,356)	$6,128,019

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $929,993, compared to net cash provided by operating activities of $287,372 for the six months ended June 30, 2025, a decrease of $1,217,365. The decrease primarily reflected changes in working capital, including a $2,925,221 reduction in accounts payable and accrued expenses as the Company paid down vendor balances that had been elevated at December 31, 2025, compared to a $2,067,020 increase in the prior-year period, together with a $394,810 increase in prepaid expenses, a $493,683 increase in inventory, a $480,844 increase in accounts receivable and a $417,247 decrease in customer deposits. These uses were partially offset by a $1,903,673 decrease in inventory in transit as in-transit goods were received into inventory, and by the Company’s net income of $1,072,996 for the six months ended June 30, 2026, as compared to a net loss of $768,710 for the six months ended June 30, 2025. Non-cash items in the 2026 period included $313,065 deferred taxes, $203,761 of depreciation and amortization, $56,037 of amortization of debt issuance costs, $91,197 of stock-based compensation, and $29,935 of credit loss expense.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $383,604, compared to $437,243 for the six months ended June 30, 2025. Investing activities in the 2026 period consisted of $313,256 of purchases of property and equipment and $70,348 of additions to intangible assets. By comparison, in the 2025 period the Company invested $369,887 in property and equipment and $67,356 in intangible assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $2,199,743, compared to net cash provided by financing activities of $4,659,967 for the six months ended June 30, 2025. Financing activities in the 2026 period consisted of gross proceeds of $21,444,023, net of borrowing costs, and gross repayments of $23,643,766 under the Company’s revolving credit facilities, reflecting the repayment of the $4,000,000 JPMorgan Chase revolving commitment upon its maturity, borrowings under the new Wells Fargo facility, and subsequent repayments of borrowings under that facility during the second quarter. Financing activities in the 2025 period consisted primarily of $4,859,967 of net proceeds from the issuance of Senior Preferred Stock to TZP Group Investments, L.P., partially offset by $200,000 of repayments on the Company’s term loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Indebtedness

On February 5, 2026, the Company entered into a credit agreement with Wells Fargo providing for a revolving commitment of $12,000,000 with a maturity date of February 5, 2029. The Company utilized a portion of the facility to repay its maturing revolving commitment with JPMorgan Chase. As of June 30, 2026, the Company had $2,063,629 outstanding under the Wells Fargo revolving commitment. Borrowings under the credit agreement are secured by substantially all of the assets of the Company.

The Company’s prior credit agreement with JPMorgan Chase, which included a $4,000,000 revolving commitment, matured in February 2026 and was repaid in full. Total interest expense was $134,135  for the six months ended June 30, 2026, compared to $219,724 for the six months ended June 30, 2025.

Lease Obligations

The Company leases its corporate office in Broomfield, Colorado and a warehouse facility in Denver, Colorado, along with certain office equipment, under operating lease agreements. As of June 30, 2026, the Company had operating lease right-of-use assets of $1,824,887 and total operating lease liabilities of $2,013,797, consisting of $867,393 of current lease liabilities and $1,146,404 of long-term lease liabilities. The Company’s operating leases expire at various dates through 2031. See the notes to the condensed consolidated financial statements for additional information regarding future minimum lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable. As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, due to the material weakness in our internal control over financial reporting previously identified in Part II, Item 9A of our Annual Report on Form 1-K for the year ended December 31, 2025, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  This material weakness resulted in the restatements of our financial statements in this Quarterly Report on Form 10-Q (as to the three and six months ended June 30, 2025), our Quarterly Financial Statements for the three months ended March 31, 2026 and 2025, and our Annual Report on Form 1-K for the year ended December 31, 2025.

Remediation of Material Weakness

Management has implemented remediation steps to address the material weakness described above and to improve our internal control over financial reporting. In the third quarter of 2026, we enhanced our processes to strengthen the identification and evaluation of complex accounting matters, including engaging with independent accounting experts to advise and review complex financial matters, ensuring appropriate technical analysis, documentation, and oversight prior to the preparation of our financial statements, and strengthening financial disclosure and technical guidance resources. However, the enhanced controls were not applied to equity instruments issued in prior periods, including the Preferred Stock at issue. As a result, the classification error was not identified until a subsequent review. Management is in the process of refining these processes to ensure that previously issued instruments are periodically reassessed in the context of evolving technical guidance and accounting interpretations.

While the Company’s remediation process has been applied in the preparation to these condensed consolidated financial statements, the material weakness cannot be considered fully remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceedings that management believes would, individually or in the aggregate, have a material adverse effect on its business, financial condition, results of operations, or cash flows. See Note 11 — Contingencies to the unaudited condensed consolidated financial statements.

Tazinique Echols v. Feel the World, Inc. (pre-litigation ADA demand):

On January 20, 2026, Feel the World, Inc. received a pre-suit demand letter from Equal Access Law Group PLLC on behalf of Tazinique Echols, a visually impaired individual, alleging that accessibility barriers on xeroshoes.com violated Title III of the ADA by preventing her from completing an online purchase; the letter states an intent to seek injunctive relief, statutory damages where available, interest, and attorneys’ fees if litigation is filed, and offers to resolve the matter in exchange for remediation of the website and a $15,000.00 dollar payment and release. On June 1, 2026, the Company entered into a settlement agreement for $10,000 and the matter has been closed.

Anthony Devies v. Feel the World, Inc. d/b/a Xero Shoes (threatened TCPA class action):

On October 26, 2025, the class action firm Shamis & Gentile, P.A. sent a certified-mail demand letter to Feel the World, Inc. d/b/a Xero Shoes asserting that automated telemarketing text messages were sent from short code 65099 to consumer Anthony Devies’cellular telephone without prior express consent and despite his registration on the National Do Not Call Registry, and stating that, absent a response by November 16, 2025, counsel will pursue a putative class action under the Telephone Consumer Protection Act seeking monetary and injunctive relief. As of March 17, 2026, Feel The World, Inc.'s attorney filed a motion-to-dismiss and the Plaintiff’s opposition briefing is still to come.

Leon Weingrad v. Feel the World, Inc.

A putative class action was filed on January 1, 2026, alleging violations of the Telephone Consumer Protection Act (TCPA) for sending unsolicited marketing text messages to individuals on the Do-Not-Call Registry and/or after opt-out requests.  The Company has filed a motion to dismiss and/or strike the class allegations.  In response, the plaintiff filed an amended complaint, and the Company filed another motion to dismiss and/or strike the class allegations, which remains pending.  No settlement discussions have occurred, and the plaintiff has not provided a demand.  It is too early to determine the outcome, and the probability of loss cannot be assessed at this stage (neither probable nor remote).

While certain threatened litigation matters exist, these matters are in the early stages, and management is unable to determine whether a loss is probable or reasonably possible, or to reasonably estimate the amount or range of potential loss, if any. Accordingly, no provision has been recorded in the accompanying condensed consolidated financial statements. The Company will continue to evaluate these matters as additional information becomes available.

ITEM 1A. RISK FACTORS

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the six month period ended June 30, 2026, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the ordinary course of business, the Company may come across potential business ventures, which, in the opinion of management, will provide benefits to the Company and its shareholders. In addition, the Company may also seek out potential business ventures or transactions. Such ventures may take many forms, including, but not limited to the acquisition of an existing business, the merger of the Company with another company, or an asset transaction.

If the Company does identify a potential business venture, management  will review the opportunity to determine if it is in the best interests of the Company and its shareholders. There is no assurance that the Company will identify, choose to pursue, or be able to complete a transaction.

The pursuit of a business opportunity may require significant management time and Company resources which might adversely impact the Company.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount and potential return of investment to our shareholders.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s form 1-U/A as filed with the SEC on April 14, 2025)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 2.2 of the Company’s form 1-U as filed with the SEC on December 8, 2020)
10.1	Credit Agreement, dated February 5, 2026, between the Company and Wells Fargo*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEEL THE WORLD, INC.

Date: September 28, 2026	By:	/s/ Sue Rechner
Sue Rechner
Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2026	By:	/s/ Heidi Huntington
Heidi Huntington
Chief Financial Officer (Principal Financial and Accounting Officer)

